Form 10QSB
period 2001-02-28
TEXMONT INC
filed 2001-09-19
CIK 1072287

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2001
                      -----------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission File No. 0-32043
                    -------

                                  TexMont, Inc.
                      ------------------------------------
                 (Name of Small Business Issuer in its Charter)

Nevada                                                                76-0594908
------                                                                ----------
(State or Other Jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                Identification No)

                           #201 - 1166 Alberni Street
                          Vancouver, BC V6C 3Z3 Canada
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 689-3141
                      ------------------------------------
                            Issuer's Telephone Number

                                       N/A
                      ------------------------------------
          (Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          (1)  Yes   X     No  ___      (2)  Yes   X      No  ___
                    ---                           ---

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  May 16, 2001

       Common - 2,500,000 shares, par value $0.001 per share, outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

       Transitional Small Business Issuer Format  Yes  X    No  ___
                                                      ---

                                  TexMont, Inc.

                                   FORM 10-QSB

                     For the quarter ended February 28, 2001

INDEX                                                                           Page
-----                                                                           ----
Part I    Financial Information

Item 1.   Financial Statements

              Balance Sheets ...............................................     F-1

              Statements of Operations .....................................     F-2

              Statements of Cash Flows .....................................     F-3

              Notes to the Financial Statements ............................     F-4

Item 2.   Management's Discussion and Analysis or Plan of Operation ........     F-6

PART II - Other Information ................................................     F-7

SIGNATURES .................................................................     F-8

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                                  TexMont, Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                February 28, 2001
(Unaudited)

TexMont, Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

                                                                                    February 28,       May 31,
                                                                                        2001             2000
                                                                                          $               $
                                                                                     (unaudited)      (audited)
Asset

License (Note 3)                                                                              -               -


Liabilities and Stockholders' Equity

Current Liabilities                                                                           -               -
--------------------------------------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Equity (Deficit)

Common Stock, 10,000,000 shares authorized with a par value of $0.001; 2,500,000
shares issued and outstanding                                                             2,500           2,500

Additional Paid-in Capital                                                                1,787           1,787

Deficit Accumulated During the Development Stage                                         (4,287)         (4,287)
--------------------------------------------------------------------------------------------------------------------
                                                                                              -               -
--------------------------------------------------------------------------------------------------------------------
                                                                                              -               -
====================================================================================================================

TexMont, Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

                                                                                                                   Accumulated
                                                                                                                          From
                                                                                                                      June 25,
                                                                  Three                                Nine               1998
                                                                 Months                              Months           (Date of
                                                                  Ended                               Ended         Inception)
                                                           February 28,                        February 28,    to February 28,
                                                    2001           2000             2001               2000               2001
                                                       $              $                $                  $                  $
                                             (unaudited)    (unaudited)      (unaudited)        (unaudited)        (unaudited)
Revenue                                                -              -                -                  -                  -
--------------------------------------------------------------------------------------------------------------------------------

Expenses

Amortization of license                                -              -                -                167              2,000
Audit                                                  -              -                -                  -              1,500
Organizational expenses                                -              -                -                  -                787
--------------------------------------------------------------------------------------------------------------------------------
                                                       -              -                -                167              4,287
--------------------------------------------------------------------------------------------------------------------------------
Net Loss for the Period                                -              -                -               (167)            (4,287)
================================================================================================================================
Loss Per Share - Basic                                 -              -                -             (0.001)                 -
================================================================================================================================

Weighted Average Shares Outstanding            2,500,000      2,500,000        2,500,000          2,500,000                  -
================================================================================================================================

TexMont, Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)


                                                                                                       Nine months ended
                                                                                                            February 28,
                                                                                                     2001           2000
                                                                                                        $              $
                                                                                              (unaudited)    (unaudited)
  Cash Flows to Operating Activities

  Net loss for the period                                                                               -           (167)

  Less non-cash working capital items                                                                   -            167
  -----------------------------------------------------------------------------------------------------------------------

  Net Cash Used by Operating Activities                                                                 -              -
  -----------------------------------------------------------------------------------------------------------------------

  Change in cash                                                                                        -              -

  Cash - beginning of period                                                                            -              -
  -----------------------------------------------------------------------------------------------------------------------

  Cash - end of period                                                                                  -              -
  =======================================================================================================================

  Non-Cash Financing Activities                                                                         -              -
  =======================================================================================================================

  Supplemental Disclosures

  Interest paid                                                                                         -              -
  Income tax paid                                                                                       -              -

TexMont, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


1.   Development Stage Company

     TexMont, Inc. herein (the "Company") was incorporated in the State of Nevada, U.S.A. on June 25, 1998. The Company acquired a license to market and distribute a product. As discussed in Note 3, this license is in jeopardy and the Company has retained the right to sue the vendor.

     The Company's new business plan is as a "blank check" company. Under the Securities Act of 1933, a blank check company is defined as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing "penny stock" securities.

     In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no guarantee that TexMont will be able to raise any equity financing or find an appropriate merger candidate. There is substantial doubt regarding the Company's ability to continue as a going concern.

2.   Summary of Significant Accounting Policies

     (a) Year end

         The Company's fiscal year end is May 31.

     (b) Licenses

         Costs to acquire licenses are capitalized as incurred. These costs were amortized on a straight-line basis over one year.

     (c) Cash and Cash Equivalents

         The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     (d) Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

     (e) Interim Financial Statements

         These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3.   License

     The Company's only asset is a license to distribute and produce an oxygen enriched water product for remediation of sewage and waste water in septic tanks and waste water treatment facilities, and for other similar uses, and the rights accruing from this license. The Company's original business plan was to determine the feasibility of the sewage and waste remediation application, and, if proved to be feasible for this application, become a producer. The Company acquired the three-year license from Mortenson & Associates on May 28, 1999 by issuing 2,000,000 shares at a fair market value of $.001 or $2,000. The general partner of Mortenson & Associates is also a spouse of a former director and officer of the Company. Mortenson & Associates acquired its right to sublicense Biocatalyst to the Company from NW Technologies.

     The Company filed a Form S-1 Registration Statement with the SEC on July 30, 1999. In December, 1999, David R. Mortenson, Mortenson & Associates' principal, notified the Company that he was involved in a legal dispute with NW Technologies, and would be unable to fulfill his obligations under the license to the Company. As a result, the Company's ability to implement its business plan was seriously undermined, and on February 15, 2000, the Company requested withdrawal of its Form S-1 Registration Statement. On February 18, 2000, Mortenson & Associates, the Company, and the Company's sole shareholder, Michael Jackson, entered into a settlement agreement. Under the terms of the settlement agreement, Mortenson & Associates' affiliate, Vitamineralherb.com will grant to Mr. Jackson a license to distribute vitamins and similar products in part for his agreement not to pursue his individual claims against Mortenson & Associates. The settlement agreement provides that Mortenson will prosecute his claims against NW Technologies diligently, with a goal toward recovering the rights. Pursuant to the settlement agreement, the Company has retained its right to prosecute its claims against Mortenson & Associates for breach of contract. The Company has no plans to pursue a claim at this time.

4.   Related Party Transaction

     The License referred to in Note 3 was sold to the Company by a partnership whose general manager is the spouse of a former director and officer of the Company for consideration of 2,000,000 shares for total fair market consideration of $2,000. These shares were paid evenly to the ten partners.

Item 2. Management's Discussion and Analysis or Plan of Operation

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB. Actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

OVERVIEW

The Company's business plan is to merge with or acquire a business entity in exchange for the Company's securities. The Company has no particular acquisition in mind and has not entered into any negotiations regarding such an acquisition. Neither the Company's sole officer and director nor any affiliate has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or merger between the Company and such other company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will likely pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments would be made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "Item 1, Financial Statements." This lack of diversification should be considered a substantial risk to the shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended (the "Code").

With respect to any merger or acquisition negotiations with a target company, management expects to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.

The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of or within 60 days following its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

RESULTS OF OPERATIONS

During the period from June 25, 1998 (inception) through February 28, 2001, the Company has engaged in no significant operations other than organizational activities. No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues other than interest income, if any, and may continue to operate at a loss thereafter, depending upon the performance of the business.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of February 28, 2001 reflects current assets of $-0-.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

The Company will need additional capital to carry out its business plan to engage in a business combination. No commitments to provide additional funds have been made by management or stockholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. Irrespective of whether the Company's cash assets prove to be inadequate to meet its operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          TexMont, Inc.

Date:   May 16, 2001                      By:   /s/ Michael Jackson
        -------------------------               --------------------------------
                                                Michael Jackson, President